Form 10QSB
period 1998-06-30
HELSINKI CAPITAL PARTNERS INC
filed 1999-05-19
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-23504

                                          HELSINKI CAPITAL PARTNERS, INC.
                       (Exact Name of Registrant as specified in its Charter)


            Delaware                                                33-0601502
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                               fication No.)

                 1500 Quail Street, Suite 550, Newport Beach, California 92660
(Address of Principal Executive Offices)                           (Zip Code)

                                                  (714) 660-1500
                          (Registrant's Telephone Number, including Area Code)




           Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                      424,600
----------------------------------                        --------------------
Title of Class                                   Number of Shares outstanding
                                                            at June 30, 1998
No exhibits included.


                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1998              1998


              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     546         $     561

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,792)           (1,807)


              TOTAL STOCKHOLDERS' EQUITY                                                        (546)             (561)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $




                                The  accompanying  notes are an integral part of
the financial statements.



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  1998                 1997           June 30, 1998



REVENUES                                                                    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                                                              15                 15                1,536
  Amortization                                                                             0                                     271
TOTAL OPERATING EXPENSES                                                                  15                 15                1,807


NET (LOSS)                                                                              (15)      $        (15)       $      (1,807)

NET (LOSS) PER SHARE                                                        $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                               424,600            424,600              424,134























                 See accompanying Notes to Financial Statements.




                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  1998                 1997           June 30, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $           (15)      $        (15)       $      (1,807)

  Add item not requiring the
   use of cash                                                                                                                   271

  Increase (decrease) in accounts
   payable                                                                                15                 15                  561



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $





                 See accompanying Notes to Financial Statements.

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months ended June 30, 1998 and 1997, and the cash flows for the three months ended June 30, 1998 and 1997.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
         CONDITION

         The Company has limited working capital and no activities.


                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HELSINKI CAPITAL PARTNERS, INC.



Date:     July 31, 1998                                       By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                              Officer (chief financial officer
                                                and accounting officer and duly
                                                     authorized officer)