Form 10QSB
period 1998-12-31
HELSINKI CAPITAL PARTNERS INC
filed 1999-05-19
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1998

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

                      24351 Pasto Road, Suite B, Dana Point, California 92629
(Address of Principal Executive Offices)                          (Zip Code)

                                                 (949) 489-2400
                      (Registrant's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                      424,600
----------------------------------                        --------------------
Title of Class                                    Number of Shares outstanding
                                                         at December 31, 1998
No exhibits included.




                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1998              1998

              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     546         $     591

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,792)           (1,837)


              TOTAL STOCKHOLDERS' EQUITY                                                        (546)             (591)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $










                                The  accompanying  notes are an integral part of
the financial statements.




                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              1998             1997               1998                 1997       December 31, 1998



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                        45                45                  15                 15                1,566
  Amortization                                                                                                                   271
TOTAL OPERATING EXPENSES                            45                45                  15                 15                1,837


NET (LOSS)                              $         (45)              (45)                (15)      $        (15)       $      (1,837)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         424,000           424,600             424,600            424,000              420,491






















                 See accompanying Notes to Financial Statements.




                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              1998             1997               1998                 1997        December 31, 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (45)    $         (45)    $           (15)      $        (15)       $      (1,837)

  Add item not requiring the
   use of cash - amortization                                                                                                    271

  Increase (decrease) in accounts
   payable                                          45                45                  15                 15                  591



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH                                                                                       (763)

CASH BALANCE AT BEGINNING
  OF PERIOD                                                                                                                      763

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $












                 See accompanying Notes to Financial Statements.

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1998, the results of operations for the three and six months ended December 31, 1998 and 1997, and the cash flows for the three and six months ended December 31, 1998 and 1997.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

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


                                                 HELSINKI CAPITAL PARTNERS, INC.



Date:     January 10, 1999                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                             authorized officer)