Form 10QSB
period 1994-09-30
HELSINKI CAPITAL PARTNERS INC
filed 1999-06-02
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        424,600
----------------------------------                        --------------------
Title of Class                                    Number of Shares outstanding
                                                       at September 30, 1994

No exhibits included.


                                         HELSINKI CAPITAL PARTNERS, INC.
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS



                                                     ASSETS


                                                                                              March 31,            September
30,
                                                                                                1994                 1994
                                                                                             ----------           -------

CURRENT ASSETS-Cash                                                                          $    229 $     970

OTHER ASSETS
    Organization Costs                                                                            221       194
                                                                                            ---------  --------

                                                                                            $     450  $  1,164
                                                                                            =========  ========




                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES-Accounts payable                                                       $      219 $     734

STOCKHOLDERS' EQUITY
    Preferred  Stock - authorized  1,000,000  shares $.001 par value,  no shares issued and outstanding Common stock - authorized 20,000,000 shares $.001 par value,
    issued and outstanding 400,000 and 424,100 shares                                             400       424
    Additional paid in capital                                                                    100     1,317
    Deficit accumulated during development stage                                                (269)   (1,311)
                                                                                                ----    ------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                       231       430
                                                                                           ---------- ---------

                                                                                           $      450$    1,164

                                 See accompanying Notes to Financial Statements



                                                     HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                              FROM INCEPTION                         FROM INCEPTION
                                          FOR THE THREE       FOR THE THREE   (MAY 10, 1992)       FOR THE SIX        (MAY 4, 1992)
                                          MONTHS ENDED        MONTHS ENDED          TO            MONTHS ENDED             TO
                                            SEPTEMBER           SEPTEMBER        SEPTEMBER          SEPTEMBER           SEPTEMBER
                                            30, 1993            30, 1994         30, 1993           30, 1994            30, 1994


REVENUES                                  $                   $                 $                 $                   $

COSTS AND EXPENSES                                  14                 382               27              1,042               1,311

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE                    $       (14)        $       (14)      $      (27)       $    (1,042)        $    (1,311)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         400,000             400,000          400,000            400,723


LOSS PER COMMON SHARE                     $        nil        $        nil      $       nil       $        nil


                                 See accompanying Notes to Financial Statements




                                                     HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                              FROM INCEPTION                         FROM INCEPTION
                                          FOR THE THREE       FOR THE THREE   (MAY 10, 1992)       FOR THE SIX       (MAY 10, 1992)
                                          MONTHS ENDED        MONTHS ENDED          TO            MONTHS ENDED             TO
                                            SEPTEMBER           SEPTEMBER        SEPTEMBER          SEPTEMBER           SEPTEMBER
                                            30, 1993            30, 1994         30, 1993           30, 1994            30, 1994


Cash Flows From
 Operating Activities

  Net Loss                                    (14)                (382)            (27)              (1,042)             (1,311)

  Adjustment- Amortization                     14                  14               27                 27                  77

  Changes in Operating Assets-
   Accounts payable                                                318                                 515                 734


    CASH USED BY
     OPERATING ACTIVITIES                                         (50)                                (500)               (500)

Cash Flows From
 Financing Activities

  Organizational Costs                                                             (271)                                  (271)

  Issuance of Common Stock
   For Cash                                                        241                                 241                 741

  Contribution to Capital                                                                             1,000               1,000


    CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                                         241             (271)              1,241               1,470

INCREASE (DECREASE) IN CASH                                        191             (271)               741                 970

CASH BALANCE - BEGINNING                       229                 779              500                229

CASH BALANCE - ENDING                       $     229           $     970        $     229          $     970           $     970


                                 See accompanying Notes to Financial Statements

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1994, the results of operations for the three and six months ended September 30, 1994 and 1993, and the cash flows for the three and six months ended September 30, 1994 and 1993. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended March 31, 1994 included in the Company's Form 10-KSB.

         The results of operations for the three and six months ended September 30, 1994, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1995.

2.       Stockholders' Equity (Deficiency)

         Issuance of Common Stock - The Company issued 24,100 shares of common stock for $.01 per share in September 30, 1993. An additional 500 shares were issued at $.01 per share in October 1993.

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


Date:     November 10, 1994                           By:   /s/ Eric Anderson
          --------------------------                        -------------
                                                           Eric Anderson,
                                                 Chairman and Chief Financial
                                              Officer (chief financial officer
                                            and accounting officer and duly
                                                   authorized officer)