Form 10QSB
period 1994-12-31
HELSINKI CAPITAL PARTNERS INC
filed 1999-06-02
CIK 919602

SECURITIES AND EXCHANGE COMMISSION


                                              WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                      Commission File Number
December 31, 1994                                                   0-23504


                                         HELSINKI CAPITAL PARTNERS, INC.
                         (Exact Name of Registrant as specified in its Charter)


            Delaware                                               33-0601502
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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                         424,600
----------------------------------                                  ----------
Title of Class                                   Number of Shares outstanding
                                                            at December 31, 1994

No exhibits included.



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1994              1994


CURRENT ASSETS - CASH                                                                             -0-               -0-
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $104 and $147 (Note 1)                                       167               124

              TOTAL ASSETS                                                                  $     167         $     124



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $      48         $     166

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                                              $     -0-

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,273,800 and 400,000 shares issued and outstanding                                 425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,127)           (1,288)


              TOTAL STOCKHOLDERS' EQUITY                                                          119                42



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     167         $     124

                                 See accompanying Notes to Financial Statements



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                                          CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  NINE MONTHS                        THREE                 INCEPTION
                                                                     ENDED                       MONTHS ENDED        (MAY 4, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,           TO DECEMBER
                                                             1994            1993            1994           1993           31, 1994



REVENUES                                                $        -0-     $       -0-     $        -0-    $        -0-     $      -0-

OPERATING EXPENSES

    General and Administrative                                   118                                0                          1,141
    Amortization                                                  43              27               14              14            147
TOTAL OPERATING EXPENSES                                         161              27               14              14          1,288


NET (LOSS)                                              $      (161)     $      (27)     $       (14)    $       (14)     $  (1,288)

NET (LOSS) PER SHARE                                    $      (.01)     $     (Nil)     $      (Nil)    $      (Nil)     $    (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       424,600         400,000          424,600         400,000     413,368




                                 See accompanying Notes to Financial Statements







                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                                         CUMULATIVE
                                                                    FOR THE                         FOR THE                   FROM
                                                                  NINE MONTHS                        THREE                 INCEPTION
                                                                     ENDED                       MONTHS ENDED          (MAY 4, 1992)
                                                                 DECEMBER 31,                    DECEMBER 31,            TO DECEMBER
                                                             1994            1993            1994           1993           31, 1994

CASH FLOWS FROM OPERATING
ACTIVITIES

    Net (Loss)                                          $      (161)     $      (27)     $       (14)    $       (14)     $  (1,288)

    Add item not requiring the
       use of cash-Amortization                                   43              27               14              14           147

       Increase (decrease) in accounts
       payable                                                   118                                0                           166



    Net cash flows from operating
       activities                                                                                                             (975)

    CASH FLOWS INVESTING ACTIVITIES
      Organizational Costs                                                                                                    (271)
    CASH FLOWS FROM FINANCING
    ACTIVITIES
       Contribution to Capital                                                                                                  500
       Sale of Common Stock                                                                                                     746


       Net Cash flows from financing
         activities                                                                                                         1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD                                              237                              237

CASH BALANCE AT END OF PERIOD                           $                $       237     $               $        237     $


                                 See accompanying Notes to Financial Statements

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1994


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1994, the results of operations for the nine and three months ended December 31, 1994 and 1993, and the cash flows for the nine and three months ended December 31, 1994 and 1993.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1994. The results of operations for the six and three months ended September 30, 1994 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1995.

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


                                           HELSINKI CAPITAL PARTNERS, INC.



Date:     February 12, 1995                                   By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                Chairman and Chief Financial
                                              Officer (chief financial officer
                                              and accounting officer and duly
                                                       authorized officer)