Form 10KSB
period 1995-03-31
HELSINKI CAPITAL PARTNERS INC
filed 1999-06-02
CIK 919602

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1995

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001
                                                             -------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1994 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1994:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1995, there were approximately 310 stockholders of record.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows. Each of the officers and directors holds similar positions in a number of other "blind pool-blank check" companies. See "Conflicts of Interest."

            Eric W. Anderson has been a director, chairman and chief financial officer since inception of the Company. He founded Bentley Richards & Associates, Inc. in July 1991. Bentley, Richards provides financial public relations services to public and private companies. He is also chief executive officer and director of Faraday Financial, Inc., which provides financial and consulting services. From January 1987 to June 1991 Mr. Anderson was a registered representative at various NASD broker-dealers, including Cruttenden & Company (October 1990 to June 1991), Grant Bettingen, Inc. (May to October
1990), Ross Anderson Capital Management (July 1989 to May 1990), Sacks Investments (August 1987 to May 1990) and Private Ledger, Inc. (January August 1987. Mr. Anderson was also a principal of Ross Anderson Capital Management. Mr. Anderson received an MBA from Sonoma State University in 1987.

            Jehu Hand has been President and Secretary of the Company since its inception. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. Mr. Hand is a director of Interactive Medical Technologies Ltd., which manufactures and sells diagnostic imaging spheres to measure blood flow, of Faraday Financial, Inc., and Monarch Pictures Corporation. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University.

Conflicts of Interest

            Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

            Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The officers and directors of the Company hold similar positions with Basic Science Associates, Inc., Hermaton Company; Achiote Corporation; Rook Haven, Ltd.; Helsinki Capital Partners, Inc.; Keratoplanetes Corporation; Quasar Projects Company, and Vendalux Corporation, all companies engaged in the same business as the Company. In the event a business opportunity is presented to the management, they will present the opportunity to the Company and to these companies in the foregoing order of priority, until such time as each company has entered into an acquisition or a merger transaction. The officers and directors may become involved with several other blank check companies, and a similar conflict policy will be adopted.

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

            In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 40,000 shares are issuable under options granted to officers and directors at $.50 per share, exercisable until May 4, 1997. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Eric Anderson (1)(2)                    200,000                           45.0%

            Jehu Hand (1)(2)                        110,000                           24.7%

            Elizabeth Rodelli                        90,000                           21.2%
            2249 Via Salvador
            San Clemente, CA 92672

            All officers and
            directors as a group
            (2 persons) (1)                         310,000                           66.7%

         (1) Includes 20,000 shares issuable upon exercise of stock options held by each of Messrs. Hand and
                  Anderson.
         (2)      The address of such person is care of the Company.

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

        (b)                Reports on Form 8-K.

                           Not Applicable.

To The Shareholders
Board of Directors of
HELSINKI CAPITAL PARTNERS, INC.

                                           INDEPENDENT AUDITOR'S REPORT

I have audited the statement of financial position of Helskinki Capital Partners, Inc. (a development stage company), as of March 31, 1993 and 1994, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period inception (May 4, 1992) to March 31, 1993 and for the year ended March 31, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helsinki Capital Partners, Inc. (a development stage company), as of March 31, 1994, and the results of its operations, changes in stockholders' equity and cash flows for the period inception (May 4, 1992) to March 31, 1993 and for the year ended March 31, 1994, all in conformity with generally accepted accounting principles.




Carolyn J. Bunker, CPA
Los Angeles, California

July 7, 1994


HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1995             1994


CURRENT ASSETS - CASH                                                                    -0-               -0-
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $161 and $104 (Note 1)                                       110               167

     TOTAL ASSETS                                                                   $    110         $     167



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $    216         $      48

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                      425               425

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (1,352)           (1,127)


     TOTAL STOCKHOLDERS' EQUITY                                                        (106)               119



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $    110         $     167










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.




HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                              Statements of Operations




                                                                                                   CUMULATIVE
                                                   FOR THE                 FOR THE               FROM INCEPTION
                                                 FISCAL YEAR            FISCAL YEAR               (May 4, 1992)
                                                    ENDED                   ENDED                      TO
                                               March 31, 1995          March 31, 1994            March 31, 1995


REVENUES                                        $       -0-              $       -0-              $       -0-

OPERATING EXPENSES

    General and Administrative                          168                      803                    1,191
    Amortization                                         57                       54                      161
TOTAL OPERATING EXPENSES                                225                      857                    1,352

NET (LOSS)                                      $     (225)              $     (857)              $   (1,352)

NET (LOSS) PER SHARE                            $     (Nil)              $     (Nil)              $     (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              418,450                  400,000                  406,461























                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



HELSINKI CAPITAL PARTNERS, INC.                                                            Statement of Changes in Stockholders'
(A Development Stage Company)                                                                Equity From Inception (May 4, 1992)
                                                                                                          Through March 31, 1995



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400             100       $               $       500

Net (loss)                                                                                                (270)           (270)

Balances at
    March 31, 1993                                 400,000                400             100             (270)             230

Net (loss)                                                                                                (857)           (857)

Contribution to capital                                                                   500                               500

Sale of shares in private placement
 on September 30, 1993                              24,600                 25             221                               246

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $   (1,127)     $       119

Net (loss) unaudited                                                                                      (225)           (225)

Balances at
    March 31, 1995 (unaudited)                     424,600       $        425    $        821       $   (1,352)     $     (106)


















                           The accompanying  notes are an integral part of these
financial statements.


HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                                CUMULATIVE
                                                            FOR THE                     FOR THE               FROM INCEPTION
                                                              YEAR                       YEAR                   May 4, 1992
                                                              ENDED                      ENDED                      TO
                                                         March 31, 1995             March 31, 1994            March 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                             $    (225)                $    (857)                 $ (1,352)

    Add item not requiring the use of cash
       Amortization                                                57                        54                       161

    Increase (decrease) in accounts payable                       168                     (172)                       216

    Net cash flows from operating activities                                              (975)                       975

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                              (271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                 500                       500
    Sale of common stock                                                                    246                       746
    Net Cash flows from financing activities                                                746                     1,246


NET INCREASE (DECREASE) IN CASH                                                           (229)

CASH BALANCE AT BEGINNING OF PERIOD                                                         229

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

NOTE 2      RELATED PARTY TRANSACTIONS

            The Company currently has informal arrangements with an affiliate of an officer and director for use of office space and professional and clerical services. The Company currently receives the use of office space free of charge, and the officers and directors currently serve without compensation.

NOTE 3      STOCK OPTION PLAN

            On May 4, 1992, the Company adopted a stock option plan whereby a total of 2,000,000 shares of common stock are reserved for issuance under the plan. Any officer, employee, director, advisor or consultant of the Company is eligible to participate. The plan provides for administration by an option committee, which will be composed of two or more members of the board of directors who are disinterested directors. Stock options may be granted as non-qualified or incentive options. Incentive stock options may not be granted at a price less than 100% of the fair market value of the stock as of the date of grant (110% as to any 10% shareholder at the time of the grant); non-qualified stock options may not be granted at a price less than 85% of the fair market value of the stock as of the date of grant.

NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed.

NOTE 5      STOCKHOLDERS' EQUITY

            The Company issued 400,000 shares on incorporation for consideration of $500. The directors and officers contributed an additional $500 to capital in the fiscal year ended March 31, 1994. On September 30, 1993 the Company closed a private placement of 24,600 shares at $.01 per share for net proceeds of $246.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized June 28, 1995.


                                                HELSINKI CAPITAL PARTNERS, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 28, 1995.


By:     /s/ Jehu Hand            President, Chairman, Chief Financial Officer
        Jehu Hand                                    and Director