Form 10QSB
period 1995-06-30
HELSINKI CAPITAL PARTNERS INC
filed 1999-06-02
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995

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

                 1500 Quail Street, Suite 550, Newport Beach, California 92660
(Address of Principal Executive Offices)                   (Area Code)

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                         424,600
----------------------------------                         --------------------
Title of Class                                    Number of Shares outstanding
                                                             at June 30, 1995

No exhibits included.


                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1995              1995



CURRENT ASSETS - CASH                                                                             -0-
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $104 and $119 (Note 1)                                       110                95

              TOTAL ASSETS                                                                  $     110         $      95



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     216         $     231

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                                              $     -0-

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,352)           (1,382)


              TOTAL STOCKHOLDERS' EQUITY                                                        (106)             (136)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     110         $      95

                                 See accompanying Notes to Financial Statements


                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                              (MAY 4, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1995                        1994                    JUNE 30, 1995



REVENUES                                                    $            -0-            $            -0-              $          -0-

OPERATING EXPENSES

    General and Administrative                                            15                         118                       1,206
    Amortization                                                          15                          15                         176

TOTAL OPERATING EXPENSES                                                  30                         133                       1,382


NET (LOSS)                                                  $           (30)            $          (133)              $      (1,382)


NET (LOSS) PER SHARE                                        $          (Nil)            $          (Nil)              $        (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600                     424,600                     413,105



                                 See accompanying Notes to Financial Statements


                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                              (MAY 4, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1995                        1994                    JUNE 30, 1995


CASH FLOWS FROM OPERATING
ACTIVITIES

     Net (Loss)                                             $           (30)            $          (133)              $      (1,382)

     Add item not requiring the
         use of cash - amortization                                       15                          15                         176

     Increase (decrease) in accounts
         payable                                                          15                         118                         231



     Net cash flows from operating
         activities                                                                                                            (975)

     CASH FLOWS INVESTING ACTIVITIES
       Organizational Costs                                                                                                    (271)

     CASH FLOWS FROM FINANCING
     ACTIVITIES
         Contribution to Capital                                                                                                 500
         Sale of Common Stock                                                                                                    746


         Net Cash flows from financing
           activities                                                                                                          1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                               $                           $                             $


                                 See accompanying Notes to Financial Statements

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   JUNE 30, 1995


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1995, the results of operations for the three months ended June 30, 1995 and 1994, and the cash flows for the three months ended June 30, 1995 and 1994.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1995. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

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


                                           HELSINKI CAPITAL PARTNERS, INC.



Date:     February 20, 1996                                   By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                 Chairman and Chief Financial
                                              Officer (chief financial officer
                                               and accounting officer and duly
                                                       authorized officer)