Form 10KSB
period 1996-03-31
HELSINKI CAPITAL PARTNERS INC
filed 1999-06-03
CIK 919602

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1996

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-23504

                                          HELSINKI CAPITAL PARTNERS, INC.
                          (Exact name of small business issuer in its charter)

                         DELAWARE                                  33-0601502
(State or other jurisdiction of incorporation or organization)       (I.R.S.
 Employer Identification No.)

                 1500 Quail Street, Suite 550
                 Newport Beach, California                          92660
           (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:               (714) 660-1500
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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1996:

Common Stock, $.001 Par Value - 424,600 shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

 Nanotech Corporation, a Delaware corporation (the "Company") was incorporated on May 4, 1992. The Company has no operating history other than organizational matters, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1996, there were approximately 310 stockholders of record.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             The Company has been recently formed and has not engaged in any operations other than organizational matters. Its operating deficit is being funded by an officer and director.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows. The officer and director holds similar positions in a number of other "blind pool-blank check" companies. See "Conflicts of Interest."

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

A total of 2,000,000 shares are authorized for issuance under the Plan, of which 20,000 shares are issuable under options granted to an officer and director at $.50 per share, and 20,000 shares are issuable to the same individual at $.01 per share, both exercisable until May 4, 1997. The Company does not intend to grant additional options until such time as a merger or acquisition has been consummated. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1996.

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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995 and 1996 such expenses totalled $216 and $326. On April 1, 1995 the Company gave the officer a demand promissory note convertible into 155,500 shares of common stock at the officer's option.

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

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-23504.
(2)      Filed herewith.

        (b)                Reports on Form 8-K.

                           Not Applicable.



HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      1996             1995


CURRENT ASSETS - CASH                                                               $                $
     OTHER ASSETS
            Organization costs, net of accumulated
            amortization of $215 and $161 (Note 1)                                        56               110

     TOTAL ASSETS                                                                   $     56         $     110



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $    326         $     216

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                 425              425

Additional paid-in Capital                                                               821               821

Accumulated deficit during the development stage                                     (1,516)           (1,352)


     TOTAL STOCKHOLDERS' EQUITY                                                        (270)             (106)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $     56         $     110









                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.




HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                              Statements of Operations



                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                  FOR THE                             INCEPTION
                                                                YEAR ENDED                          (May 4, 1992)
                                                                    TO                                             TO
                                                              March 31, 1996      March 31, 1995   March 31, 1996


REVENUES                                                      $                  $                 $

OPERATING EXPENSES

    General and Administrative                                           110                 168            1,301
    Amortization                                                          54                  57              215
TOTAL OPERATING EXPENSES                                                 164                 225            1,516


NET (LOSS)                                                    $        (224)     $         (225)   $      (1,516)

NET (LOSS) PER SHARE                                          $        (Nil)     $         (Nil)   $          .01


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600             424,600          417,311





















                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


HELSINKI CAPITAL PARTNERS, INC.                                                            Statement of Changes in Stockholders'
(A Development Stage Company)                                                                Equity From Inception (May 4, 1992)
                                                                                                          Through March 31, 1996



                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total

Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (270)           (270)

Balances at
    March 31, 1993                                 400,000                400             100             (270)             230

Net (loss)                                                                                                (857)           (857)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $   (1,127)     $       119

Net (loss) (unaudited)                                                                                    (225)           (225)

Balances at
  March 31, 1995 (unaudited)                       424,600       $        425    $        821       $   (1,352)     $     (106)

Net (loss) (unaudited)                                                                                    (164)           (164)

Balances at March 31, 1996
  (unaudited)                                      424,600       $        425    $        825       $   (1,516)     $     (270)












                           The accompanying  notes are an integral part of these
financial statements.



HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR               (May 4, 1992)
                                                                     ENDED              ENDED                   TO
                                                                March 31, 1996     March 31, 1995         March 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $      (164)       $      (225)           $     (1,516)

    Add item not requiring the use
      of cash - amortization                                               54                 57                     215

    Increase (decrease) in accounts payable                               110                168                     326

    Net cash flows from operating activities                                                                       (975)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                             (271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                             746
    Net Cash flows from financing activities                                                                       1,246


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

            The financial statements as of and for the years ended March 31, 1996 and 1995 are unaudited, pursuant to the exemption provided by Rule 3-11 of Regulation S-X.

NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The officer and director of the Company currently serves without compensation.

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995 and 1996 such expenses totalled $216 and $326. The Company has given the officer a demand promissory note convertible into 155,500 shares of common stock at the officer's option, which is included in accounts payable, representing this obligation.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $326 that would begin expiring in the year 2008.


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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 10, 1996.


                                               HELSINKI CAPITAL PARTNERS, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 10, 1996.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand