Form 10QSB
period 1996-09-30
HELSINKI CAPITAL PARTNERS INC
filed 1999-06-03
CIK 919602

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        424,600
----------------------------------                        --------------------
Title of Class                                   Number of Shares outstanding
                                                         at September 30, 1996
No exhibits included.




                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       September 30,
                                                                                              1996              1996


CURRENT ASSETS - CASH                                                                       $
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization                                                                  56                27

              TOTAL ASSETS                                                                  $      56         $      27



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     326         $     356

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,516)           (1,575)


              TOTAL STOCKHOLDERS' EQUITY                                                        (270)             (329)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      56         $      27




                                The  accompanying  notes are an integral part of
the financial statements.




                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   September 30,                        September 30,                      TO
                                              1996             1995               1996                 1995       September 30, 1996



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                        30                30                  15                 15                1,331
  Amortization                                      29                29                  14                 14                  244
TOTAL OPERATING EXPENSES                            59                29                  29                 29                1,575


NET (LOSS)                              $         (59)              (59)                (29)      $        (29)       $      (1,575)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         424,000           424,600             424,600            424,000              418,213























                 See accompanying Notes to Financial Statements.



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   September 30,                        September 30,                      TO
                                              1996             1995               1996                 1995       September 30, 1996

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (59)    $         (59)    $           (29)      $        (29)       $      (1,575)

  Add item not requiring the
   use of cash - amortization                       29                29                  14                 14                  244

  Increase (decrease) in accounts
   payable                                          30                30                  15                 15                  350



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $






                 See accompanying Notes to Financial Statements.

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 1996


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995, and the cash flows for the three and six months ended September 30, 1996 and 1995.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1996. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

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