Form 10QSB
period 1996-12-31
HELSINKI CAPITAL PARTNERS INC
filed 1999-06-03
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                         424,600
----------------------------------                         --------------------
Title of Class                                    Number of Shares outstanding
                                                        at December 31, 1996
No exhibits included.



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       December 31,
                                                                                              1996              1996


CURRENT ASSETS - CASH                                                                       $
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization                                                                  56                13

              TOTAL ASSETS                                                                  $      56         $      13



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     326         $     371

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 and 400,000 shares issued and outstanding                                   425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,516)           (1,604)


              TOTAL STOCKHOLDERS' EQUITY                                                        (270)             (358)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      56         $      13




                                The  accompanying  notes are an integral part of
the financial statements.



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              1996             1995               1996                 1995        December 31, 1996



REVENUES                                $          -0-    $          -0-    $            -0-      $         -0-       $          -0-

OPERATING EXPENSES

  General and Administrative                        45                45                  15                 15                1,346
  Amortization                                      43                43                  14                 14                  258
TOTAL OPERATING EXPENSES                            88                88                  29                 29                1,604


NET (LOSS)                              $         (88)              (88)                (29)      $        (29)       $      (1,604)

NET (LOSS) PER SHARE                    $        (Nil)    $        (Nil)    $          (Nil)      $       (Nil)       $        (.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         424,000           424,600             424,600            424,000              418,587























                 See accompanying Notes to Financial Statements.


                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              1996             1995               1996                 1995        December 31, 1996

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $         (88)    $         (88)    $           (15)      $        (29)       $      (1,604)

  Add item not requiring the
   use of cash - amortization                       43                43                  14                 14                  258

  Increase (decrease) in accounts
   payable                                          45                45                  15                 15                  371



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $






                 See accompanying Notes to Financial Statements.

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 1996


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995, and the cash flows for the three and nine months ended December 31, 1996 and 1995.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1996. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1997.

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


                                          HELSINKI CAPITAL PARTNERS, INC.



Date:     February 11, 1997                                   By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                               President and Chief Financial
                                              Officer (chief financial officer
                                              and accounting officer and duly
                                                     authorized officer)