Form 10KSB
period 2000-03-31
HELSINKI CAPITAL PARTNERS INC
filed 2000-07-21
CIK 919602

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 2000

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                           ---------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2000:

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

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 2000, there were 115 stockholders of record.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 2000.

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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1999 and 2000 such expenses totalled $656 and $721. On April 1, 1995 the Company gave the officer a demand promissory note convertible into 155,500 shares of common stock at the officer's option.

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

        (b)                Reports on Form 8-K.

                           Not Applicable.



HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                      Statements of Financial Position


                                                      ASSETS

                                                                                    March 31,        March 31,
                                                                                      2000             1999


CURRENT ASSETS - CASH                                                               $                $
     OTHER ASSETS
            Organization costs, net of accumulated amortization of $271 (Note 1)

     TOTAL ASSETS                                                                   $                $



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $    721         $     656

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                      425               425

Additional paid-in capital                                                               821               821

Accumulated deficit during the development stage                                     (1,967)           (1,902)


     TOTAL STOCKHOLDERS' EQUITY                                                        (721)             (656)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $                $










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                              Statements of Operations



                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                  FOR THE                             INCEPTION
                                                                YEAR ENDED                          (May 4, 1992)
                                                                    TO                                             TO
                                                              March 31, 1999      March 31, 2000   March 31, 2000


REVENUES                                                      $                  $                 $

OPERATING EXPENSES

    General and Administrative                                           110                  65            1,696
    Amortization                                                                                              271
TOTAL OPERATING EXPENSES                                                 110                  65            1,967


NET (LOSS)                                                    $        (110)     $          (65)   $      (1,967)

NET (LOSS) PER SHARE                                          $        (Nil)     $         (Nil)   $          .01


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600             424,600          421,167


































                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



HELSINKI CAPITAL PARTNERS, INC.                                                            Statement of Changes in Stockholders'
(A Development Stage Company)                                                                Equity From Inception (May 4, 1992)
                                                                                                          Through March 31, 2000
                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total
Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (270)           (270)
Balances at
    March 31, 1993                                 400,000                400             100             (270)             230

Net (loss)                                                                                                (857)           (857)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $   (1,127)     $       119

Net (loss) (unaudited)                                                                                    (225)           (225)
Balances at
  March 31, 1995 (unaudited)                       424,600       $        425    $        821       $   (1,352)     $     (106)

Net (loss) (unaudited)                                                                                    (164)           (164)
Balances at
  March 31, 1996 (unaudited)                       424,600       $        425    $        821       $   (1,516)     $     (270)

Net (Loss) (unaudited)                                                                                    (166)           (166)
Balances at
    March 31, 1997 (Unaudited)                     424,600       $        425    $        821       $   (1,682)     $     (436)

Net (loss) (unaudited)                                                                                    (110)           (110)
Balances at
    March 31, 1998 (Unaudited)                     424,600       $        425    $        821       $   (1,792)     $     (546)

Net (loss) (unaudited)                                                                                    (110)           (110)
Balances at March 31, 1999
  (unaudited)                                      424,600       $        425    $        821       $   (1,902)     $     (656)



Net (loss) (unaudited)                                                                                     (65)            (65)
Balances at March 31, 2000
  (unaudited)                                      424,600       $        425    $        821       $   (1,967)     $     (721)

                           The accompanying  notes are an integral part of these
financial statements.


HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR                May 4, 1992
                                                                     ENDED              ENDED                   TO
                                                                March 31, 1999     March 31, 2000         March 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $      (110)       $       (65)           $     (1,967)

    Add item not requiring the use
      of cash - amortization                                                                                         271

    Increase (decrease) in accounts payable                               110                 65                     721

    Net cash flows from operating activities                                                                       (975)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                               271

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                             746
    Net Cash flows from financing activities                                                                       1,246


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

            The financial statements as of and for the years ended March 31, 1999 and 2000 are unaudited, pursuant to the exemption provided by Rule 3-11 of Regulation S-X.

NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The officer and director of the Company currently serves without compensation.

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1999 and 2000 such expenses totalled $656 and $721. The Company has given the officer a demand promissory note convertible into 155,500 shares of common stock at the officer's option, which is included in accounts payable, representing this obligation.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $721 that would begin expiring in the year 2011.


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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 15, 2000.


                                                 HELSINKI CAPITAL PARTNERS, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 15, 2000.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand