Form 10QSB
period 2000-12-31
HELSINKI CAPITAL PARTNERS INC
filed 2002-08-30
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                       424,600
----------------------------------                       --------------------
Title of Class                                     Number of Shares outstanding
                                                          at December 31, 2000
No exhibits included.




                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       December 31,
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



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              2000             1999               2000                 1999        December 31, 2000



REVENUES                                $                 $          -0-    $                     $         -0-       $

OPERATING EXPENSES

  General and Administrative                                          45                                     15                2,301
  Amortization                                                                                                                   271
TOTAL OPERATING EXPENSES                                              45                                     15                2,572


NET (LOSS)                              $                           (45)                          $        (15)       $      (2,572)

NET (LOSS) PER SHARE                    $                 $        (Nil)    $                     $       (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         424,600           424,600             424,600            424,600























                 See accompanying Notes to Financial Statements.




                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE NINE MONTHS                     FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   December 31,                         December 31,                       TO
                                              2000             1999               2000                 1999        December 31, 2000

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $                 $         (45)    $                     $        (15)       $      (2,572)

  Add item not requiring the
   use of cash - amortization                                                                                                    271

  Increase (decrease) in accounts
   payable                                                            45                                     15                1,326



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $












                 See accompanying Notes to Financial Statements.

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 2000


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999, and the cash flows for the three and nine months ended December 31, 2000 and 1999.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 2000. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2001.


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


                                                HELSINKI CAPITAL PARTNERS, INC.



Date:     January 31, 2001                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                 President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                            authorized officer)