Form 10KSB/A
period 2000-03-31
HELSINKI CAPITAL PARTNERS INC
filed 2002-09-03
CIK 919602

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB/A

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

         An officer and a shareholder of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1999 and 2000 such expenses totalled $656 and $1,326. On April 1, 1995 the Company gave the officer a demand promissory note for $326 convertible into 155,500 shares of common stock at the officer's option. On March 31, 2000 the Company gave a shareholder a demand promissory note for $1,000.

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

(1) Incorporated by reference to such exhibit as filed with the Company's registration statement on Form 10-SB,
         File No. 0-23504.
(2)      Incorporated by reference to the Company's 1996 Annual Report.
(3)      Filed herewith.

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


CURRENT ASSETS - CASH                                                               $                $
     OTHER ASSETS
            Organization costs, net of accumulated amortization of $271 (Note 1)

     TOTAL ASSETS                                                                   $                $



                                       LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                              $  1,326         $     656

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                      425               425

Additional paid-in capital                                                               821               821

Accumulated deficit during the development stage                                     (2,572)           (1,902)


     TOTAL STOCKHOLDERS' EQUITY                                                      (1,326)             (656)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $                $










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                              Statements of Operations



                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                  FOR THE                             INCEPTION
                                                                YEAR ENDED                          (May 4, 1992)
                                                                    TO                                             TO
                                                              March 31, 2000      March 31, 1999   March 31, 2000


REVENUES                                                      $                  $                 $

OPERATING EXPENSES

    General and Administrative                                           670                  65            2,301
    Amortization                                                                                              271
TOTAL OPERATING EXPENSES                                                 670                  65            2,572


NET (LOSS)                                                    $        (670)     $          (65)   $      (2,572)

NET (LOSS) PER SHARE                                          $        (Nil)     $         (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600             424,600


































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



HELSINKI CAPITAL PARTNERS, INC.
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR                May 4, 1992
                                                                     ENDED              ENDED                   TO
                                                                March 31, 2000     March 31, 1999         March 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $      (670)       $       (65)           $     (2,572)

    Add item not requiring the use
      of cash - amortization                                                                                         271

    Increase (decrease) in accounts payable                               670                 65                   1,326

    Net cash flows from operating activities                                                                       (975)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                               271

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                             746
    Net Cash flows from financing activities                                                                       1,246


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

            An officer and a shareholder of the Corporation have advanced certain expenses on behalf of the Company. As of March 31, 1999 and 2000 such expenses totalled $656 and $1,326. The Company has given the officer and shareholder demand promissory notes convertible into a total of 1,155,500 shares of common stock at the holder's option, which is included in accounts payable, representing these obligations.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $1,326 that would begin expiring in the year 2011.


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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 17, 2000.


                                                 HELSINKI CAPITAL PARTNERS, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 17, 2000.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand