Form 10QSB
period 2001-06-30
HELSINKI CAPITAL PARTNERS INC
filed 2002-09-03
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                          424,600
----------------------------------                        --------------------
Title of Class                                      Number of Shares outstanding
                                                              at June 30, 2001
No exhibits included.



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              2001              2001


              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $   1,626         $   1,626

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in capital                                                                        821               821

Accumulated deficit during the development stage                                              (2,872)           (2,872)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,626)           (1,626)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $




                                The  accompanying  notes are an integral part of
the financial statements.


                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  2001                 2000           June 30, 2001



REVENUES                                                                    $                     $                   $          -0-

OPERATING EXPENSES

  General and Administrative                                                                                                   2,601
  Amortization                                                                                                                   271
TOTAL OPERATING EXPENSES                                                                                                       2,872


NET (LOSS)                                                                                        $                   $      (2,872)

NET (LOSS) PER SHARE                                                        $                     $


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                               424,600            424,600























                 See accompanying Notes to Financial Statements.



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  2001                 2000           June 30, 2001

CASH FLOWS FROM OPERATING
ACTIVITIES


  Net (Loss)                                                                $                     $                   $      (2,872)

  Add item not requiring the
   use of cash                                                                                                                   271

  Increase (decrease) in accounts
   payable                                                                                                                     1,626



  Net cash flows from operating
   activities                                                                                                                  (975)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746


  Net Cash flows from financing
   activities                                                                                                                  1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $





                 See accompanying Notes to Financial Statements.

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 2001


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three months ended June 30, 2001 and 2000, and the cash flows for the three months ended June 30, 2001 and 2000.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2002.

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





                                              HELSINKI CAPITAL PARTNERS, INC.



Date:     July 31, 2001                                       By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                               President and Chief Financial
                                              Officer (chief financial officer
                                              and accounting officer and duly
                                                            authorized officer)