Form 10QSB
period 2001-09-30
HELSINKI CAPITAL PARTNERS INC
filed 2002-09-03
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                      424,600
----------------------------------                        --------------------
Title of Class                                     Number of Shares outstanding
                                                          at September 30, 2001
No exhibits included.


                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,       September 30,
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



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   September 30,                        September 30,                      TO
                                              2001             2000               2001                 2000       September 30, 2001



REVENUES                                $          -0-    $                 $            -0-      $                   $          -0-

OPERATING EXPENSES

  General and Administrative                                                                                                   2,601
  Amortization                                                                                                                   271
TOTAL OPERATING EXPENSES                                                                                                       2,872


NET (LOSS)                              $                                                         $                   $      (2,872)

NET (LOSS) PER SHARE                    $                 $                 $                     $


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                         424,600           424,600             424,600            424,600























                 See accompanying Notes to Financial Statements.



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                FOR THE SIX MONTHS                      FOR THE THREE                FROM INCEPTION
                                                       ENDED                            MONTHS ENDED                  (May 4, 1992)
                                                   September 30,                        September 30,                      TO
                                              2001             2000               2001                 2000      September 30, 2001

CASH FLOWS FROM OPERATING
ACTIVITIES


  Net (Loss)                            $                 $                 $                     $                   $      (2,872)

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

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $












                 See accompanying Notes to Financial Statements.

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 2001


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000, and the cash flows for the three and six months ended September 30, 2001 and 2000.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 2001. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2002.


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


                                               HELSINKI CAPITAL PARTNERS, INC.



Date:     October 31, 2001                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                 President and Chief Financial
                                              Officer (chief financial officer
                                               and accounting officer and duly
                                                 authorized officer)