Form 10KSB/A
period 2002-03-31
HELSINKI CAPITAL PARTNERS INC
filed 2002-11-26
CIK 919602

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

Common Stock, $.001 Par Value - 636,900 shares

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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Jehu Hand (1)(2)                       2368,250                           42.3%

            Kimberly Peterson (2)(3)              1,500,000                           70.2%

            All officers and
            directors as a group
            (1 person) (1)                          368,250                           42.3%

         (1) Includes 233,250 shares of common stock issuable upon conversion of a promissory note.
         (2)      The address of such person is care of the Company.
         (3) Includes 1,500,000 shares of common stock issuable upon conversion of a promissory note.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with organizing the Company, persons consisting of its officers, directors, and other individuals paid an aggregate of $500 in cash to purchase a total of 600,000 shares of Common Stock at an average sales price of $.00083 per share. In April 1993 Messrs. Hand and Anderson also contributed $500.00 to the Company as a contribution to capital. Under Rule 405 promulgated under the Securities Act of 1933, Messrs. Hand and Anderson may be deemed to be promoters of the Company. No other persons are known to Management which would be deemed to be promoters.

         An officer and a shareholder of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 2002 and 2001 such expenses totalled $2,532 and $2,054. On April 1, 1995 the Company gave the officer a demand promissory note for $326 convertible into 155,500 shares of common stock at the officer's option. On March 31, 2000 the Company gave a shareholder a demand promissory note for $1,000 convertible into 1,000,000 shares of common stock. Both notes bear interest at 4%.

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

         (b)               Reports on Form 8-K.

                           Not Applicable.

Item 14.          Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2002.


                                                 HELSINKI CAPITAL PARTNERS, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on October 31, 2002.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand

                                                  CERTIFICATIONS

I, Jehu Hand, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Helsinki Capital Partners, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

/s/ Jehu Hand
Jehu Hand
President and Chief Executive Officer

 HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001


                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                                                        PAGE

               --     Independent Auditors' Report                                                            1


              --     Balance Sheets, March 31, 2002 and 2001                                                 2


               --     Statements of Operations, for the years
                         ended March 31, 2002 and 2001 and
                         from inception on May 4, 1992 through
                         March 31, 2002                                                                      3

                      Statement of Stockholders' Equity (Deficit),
                         from inception on May 4, 1992 through
                         March 31, 2002                                                                      4


               --     Statements of Cash Flows, for the years
                         ended March 31, 2002 and 2001 and
                         from inception on May 4, 1992 through
                         March 31, 2002                                                                      5


              --     Notes to Financial Statements                                                      6 - 10

                                           INDEPENDENT AUDITORS' REPORT



Board of Directors
HELSINKI CAPITAL PARTNERS, INC.
Dana Point, California

We have audited the accompanying balance sheets of Helsinki Capital Partners, Inc. [a development stage company] at March 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2002 and 2001 and for the period from inception on May 4, 1992 through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Helsinki Capital Partners, Inc. [a development stage company] as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 and for the period from inception on May 4, 1992 through March 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has current liabilities in excess of current assets, has no on-going operations and has incurred losses since its inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER & HARDY, P.C.

September 25, 2002
Salt Lake City, Utah



                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                                 BALANCE SHEETS


                                     ASSETS

                                                                                           March 31,
                                                                                           ------------------------
                                                                                  2002                 2001
                                                                                 ------------          ------------
CURRENT ASSETS:
     Cash                                                                  $                -    $                -
                                                                                 ------------          ------------
               Total Current Assets                                                         -                     -
                                                                                 ------------          ------------
                                                                                            -                     -
                                                                                 ------------          ------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                                      $              439    $              408
     Advances from a related party                                                      2,532                 2,054
     Accrued interest payable - related party                                             158                   105
     Convertible notes payable - related party                                          1,326                 1,326
                                                                                 ------------          ------------
               Total Current Liabilities                                                4,455                 3,893
                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                     -                     -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       636,900 shares issued and
       outstanding                                                                        637                   637
     Capital in excess of par value                                                       609                   609
     Deficit accumulated during the
       development stage                                                               (5,701)               (5,139)
                                                                                 ------------          ------------
               Total Stockholders' Equity (Deficit)                                    (4,455)               (3,893)
                                                                                 ------------          ------------
                                                                           $                -    $                -
                                                                                 ------------          ------------







                      The accompanying notes are an integral part of these financial statements.


                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                             For the Year           From Inception
                                                                            Ended March 31,          on May 4,1992
                                                                            _____________________       Through
                                                                         2002           2001        March 31, 2002
                                                                       -----------    -----------      ------------
REVENUE                                                              $           -  $           -  $              -
                                                                       -----------    -----------      ------------
OPERATING EXPENSES:
     General and administrative                                                509            731             5,272
     Amortization                                                                -              -               271
                                                                       -----------    -----------      ------------
               Total Operating Expenses                                        509            731             5,543
                                                                       -----------    -----------      ------------
LOSS BEFORE OTHER EXPENSE                                                     (509)          (731)           (5,543)

OTHER EXPENSE:
     Interest expense - related party                                          (53)           (53)             (158)
                                                                       -----------    -----------      ------------
LOSS BEFORE INCOME TAXES                                                      (562)          (784)           (5,701)

CURRENT TAX EXPENSE                                                              -              -                 -

DEFERRED TAX EXPENSE                                                             -              -                 -
                                                                       -----------    -----------      ------------

NET LOSS       $                                                             (562)       $  (784)       $  (5,701)
                                                                       -----------    -----------      ------------

LOSS PER COMMON SHARE                                                $      (.00)   $       (.00)  $         (.01)
                                                                       -----------    -----------      ------------



















                      The accompanying notes are an integral part of these financial statements.


                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                    FROM THE DATE OF INCEPTION ON MAY 4, 1992

                             THROUGH MARCH 31, 2002


                                                                                                             Deficit
                                                                                                           Accumulated
                                                Preferred Stock           Common Stock       Capital in    During the
                                                __________________      __________________    Excess of    Development
                                               Shares      Amount      Shares      Amount     Par Value       Stage
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, May 4, 1992                                  -   $      -             -  $      -   $         -  $           -

Issued 600,000 shares of common stock for
  cash of $500, or $.0008333 per share,
  May 1992                                            -          -       600,000       600          (100)             -

Net loss for the period ended March 31, 1993          -          -             -         -             -           (270)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 1993                               -          -       600,000       600          (100)          (270)

Capital contributed by a shareholder,
  April 1993                                          -          -             -         -           500              -

Issued 36,900 shares of common stock for
  cash of $246, or $.00667 per share,
  October 1993                                        -          -        36,900        37           209              -

Net loss for the year ended March 31, 1994            -          -             -         -             -           (857)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 1994                               -          -       636,900       637           609         (1,127)

Net loss for the year ended March 31, 1995            -          -             -         -             -         (1,361)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 1995                               -          -       636,900       637           609         (2,488)

Net loss for the year ended March 31, 1996            -          -             -         -             -           (359)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 1996                               -          -       636,900       637           609         (2,847)

Net loss for the year ended March 31, 1997            -          -             -         -             -           (198)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 1997                               -          -       636,900       637           609         (3,045)

Net loss for the year ended March 31, 1998            -          -             -         -             -           (129)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 1998                               -          -       636,900       637           609         (3,174)

Net loss for the year ended March 31, 1999            -          -             -         -             -           (302)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 1999                               -          -       636,900       637           609         (3,476)

Net loss for the year ended March 31, 2000            -          -             -         -             -           (879)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 2000                               -          -       636,900       637           609         (4,355)

Net loss for the year ended March 31, 2001            -          -             -         -             -           (784)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 2001                               -          -       636,900       637           609         (5,139)

Net loss for the year ended March 31, 2002            -          -             -         -             -           (562)
                                             ----------   --------    ----------  --------    ----------   ------------
BALANCE, March 31, 2002                               -   $      -       636,900  $    637   $       609  $      (5,701)
                                             ----------   --------    ----------  --------    ----------   ------------

                       The accompanying notes are an integral part of this financial statement.


                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS


                                                                             For the Year           From Inception
                                                                            Ended March 31,          on May 4,1992
                                                                            _____________________       Through
                                                                         2002           2001        March 31, 2002
                                                                       -----------    -----------      ------------
Cash Flows From Operating Activities:
     Net loss                                                        $        (562) $        (784) $         (5,701)
     Adjustments to reconcile net loss to net cash used
       by operating activities:
        Amortization                                                             -              -               271
        Changes in assets and liabilities:
           Decrease in prepaid expenses                                          -            120                 -
           Increase in accounts payable                                         31            408               439
           Increase in accrued interest payable - related party                 53             53               158
                                                                       -----------    -----------      ------------
               Net Cash (Used) by Operating Activities                        (478)          (203)           (4,833)
                                                                       -----------    -----------      ------------
Cash Flows From Investing Activities:
     Payment of organization costs                                               -              -              (271)
                                                                       -----------    -----------      ------------
               Net Cash (Used) by Investing Activities                           -              -              (271)
                                                                       -----------    -----------      ------------
Cash Flows From Financing Activities:
     Proceeds from issuance of common stock                                      -              -               746
     Capital contributions                                                       -              -               500
     Advances from a related party                                             478            203             3,858
                                                                       -----------    -----------      ------------
               Net Cash Provided by Financing Activities                       478            203             5,104
                                                                       -----------    -----------      ------------
Net Increase (Decrease) in Cash                                                  -              -                 -

Cash at Beginning of the Year                                                    -              -                 -
                                                                       -----------    -----------      ------------
Cash at End of the Year                                              $           -  $           -  $              -
                                                                       -----------    -----------      ------------
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                                      $           -  $           -  $              -
       Income taxes                                                  $           -  $           -  $              -

Supplemental Schedule of Noncash Investing and Financing Activities:

     From the year ended March 31, 2002:
         None
     From the year ended March 31, 2001:
         None
     From inception on May 4, 1992 through March 31, 2002:
         On March 31, 2000, the Company extended $1,000 of advances from a related party into a new convertible note payable.

         On April 1, 1996, the Company extended $326 of advances from a related party into a new convertible note payable.

                      The accompanying notes are an integral part of these financial statements.

                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Helsinki Capital Partners, Inc. ("the Company") was organized under the laws of the State of Delaware on May 4, 1992 for the purpose of seeking out business opportunities, including acquisitions. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company will be very dependent on the skills, talents and abilities of management to successfully implement its business plan. Due to the Company's lack of capital, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities. Business opportunities in which the Company may participate will likely be highly risky and speculative. Since inception, the Company's activities have been limited to organizational matters. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Fiscal Year - The Company's fiscal year-end is March 31st.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 [See
     Note 6].

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business
     Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset
     Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No.
     145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
     Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147,
     "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB
     Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reclassification - The financial statements for years prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

     Restatement - In August 2002, the Company effected a 1.5-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split [See Note 7].

                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002 and 2001.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In May 1992, in connection with its organization, the Company issued 600,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $600 (or $.0008333 per share).

     In October 1993, the Company issued 36,900 shares of its previously authorized but unissued common stock. The shares were issued for cash of $246 (or $.00667 per share).

     Capital Contribution - In April 1993, a shareholder of the Company contributed $500 to the Company. This has been accounted for as a capital contribution.

     Stock Options - On May 4, 1992, the Board of Directors of the Company authorized the granting of 20,000 non-qualified options to purchase common stock at $.50 per share through May 4, 1997 to each of two officers/directors of the Company under the 1992 Stock Option Plan. No Compensation cost was recognized for the stock options under APB 25 since the market value of the Company's common stock was less than the exercise price of the options on the date of grant. None of the 40,000 options granted were exercised and all 40,000 options expired in 1997.

     Stock Option Plan - On May 4, 1992, the Board of Directors of the Company adopted, and the stockholders at that time approved, the 1992 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, advisors, employees and employees of companies that do business with the Company. The Plan provides for administration by an option committee which consists of two or more members of the Board of Directors of the Company. The awards can consist of non-qualified or incentive stock options, stock appreciation rights and restricted stock awards. Non-qualified stock options may not be granted with an exercise price that is less than 85% of the fair value of the stock on the date of the grant. Incentive stock options may not be granted with an exercise price that is less than the fair value of the stock on the date of the grant or less than 110% of the fair value if the recipient of the grant holds at least 10% of the Company's common stock. At March 31, 2002, total awards available to be granted under the Plan amounted to 2,000,000 shares. The Plan subsequently expired [See Note 7].

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $5,700, which may be applied against future taxable income and which expire in various years through 2023.

                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $850 and $770 as of March 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $80 during the year ended March 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Advances - As of March 31, 2002 and 2001, an officer/shareholder of the Company has paid expenses totaling $2,532 and $2,054, respectively, on behalf of the Company. The advances are due on demand and bear no interest.

     Convertible Notes Payable - On April 1, 1996, the Company extended $326 of advances from a related party into a new convertible note payable. The note accrues interest at 4% per annum and is convertible into common stock at $.000667 per share. At March 31, 2002 and 2001, accrued interest on the note amounted to $78 and $65, respectively. The note was due April 1, 1998 but was subsequently converted into common stock [See Note 7].

     On March 31, 2000, the Company extended $1,000 of advances from a related party into a new convertible note payable. The note accrues interest at 4% per annum and is convertible into common stock at $.000667 per share. At March 31, 2002 and 2001, accrued interest on the note amounted to $80 and 40, respectively. The note was due March 31, 2002 but was subsequently converted into common stock [See Note 7].

     Management Compensation - The Company has not paid any compensation to its officers and directors.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets, has no on-going operations and has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                             For the Year           From Inception
                                                                            Ended March 31,          on May 4,1992
                                                                            _____________________       Through
                                                                         2002           2001        March 31, 2002
                                                                       -----------    -----------      ------------
         Loss available to common shareholders
           (numerator)                                               $        (562) $        (784) $         (5,701)
                                                                       -----------    -----------      ------------
         Weighted average number of common shares
           outstanding used in loss per share during the
           period (denominator)                                            636,900        636,900           631,464

                                                                       -----------    -----------      ------------

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENTS

     Expiration of Stock Option Plan - On May 4, 2002, the 1992 Stock Option Plan expired.

     Exchange Agreement - On August 31, 2002, the Company acquired SkyFrames, Inc. ("SkyFrames") pursuant to an Exchange Agreement signed August 3, 2002. The agreement called for the Company to issue 8,500,000 shares of common stock for all 85,000 outstanding shares of common stock of SkyFrames. The agreement also called for the Company to effect a 1.5-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split. On August 31, 2002, as part of the agreement, the Company converted its two convertible notes payable into 1,733,250 shares of common stock and $351 that the Company owed on the two convertible notes payable was forgiven. The forgiveness of the $351 has been accounted for as a capital contribution due to the related party nature of the notes.

                         HELSINKI CAPITAL PARTNERS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS [Continued]

     Stock Issuance - On September 12, 2002, the Company issued 50,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $25,000 (or $.50 per share).

     Name Change - On October 22, 2002, the Company changed its name from Helsinki Capital Partners, Inc. to
     SkyFrames, Inc.