Form 10QSB
period 2002-09-30
HELSINKI CAPITAL PARTNERS INC
filed 2002-11-26
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549
                                                    FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-23504
         CIK 0000919602

                                                  SKYFRAMES, INC.

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        10,920,150
----------------------------------                         --------------------
Title of Class                                     Number of Shares outstanding
                                                          at September 30, 2002



                         SKYFRAMES, INC. AND SUBSIDIARY
                   (Formerly Helsinki Capital Partners, Inc.)
                          [A Development Stage Company]

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                                    September 30,
                                                                                                        2002
                                                                                                       ------------
CURRENT ASSETS:
     Cash                                                                                        $            5,747
     Prepaid expenses                                                                                         1,000
                                                                                                       ------------
               Total Current Assets                                                                           6,747

PROPERTY AND EQUIPMENT, net                                                                                   2,347

OTHER ASSETS:
     Deposits                                                                           6,700
                                                                                                       ------------
                                                                                                 $           15,794
                                                                                                       ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                            $              461
     Advances from a related party                                                                            5,232
     Accrued payroll and related expenses - related party                                                    66,129
                                                                                                       ------------
               Total Current Liabilities                                                                     71,822
                                                                                                       ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                                                                           -
     Common stock, $.001 par value,
       20,000,000 shares authorized,
       10,920,150 shares issued and
       outstanding                                                                                           10,920
     Capital in excess of par value                                                                          62,150
     Deficit accumulated during the
       development stage                                                                                   (129,098)
                                                                                                       ------------
               Total Stockholders' Equity (Deficit)                                                         (56,028)
                                                                                                       ------------
                                                                                                 $           15,794

                                                                                                       ------------



       The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.



                         SKYFRAMES, INC. AND SUBSIDIARY
                   (Formerly Helsinki Capital Partners, Inc.)
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                    From Inception
                                                                                   For the Three      on May 24,
                                                                                   Months Ended      2002 Through
                                                                                   September 30,     September 30
                                                                                       2002              2002
                                                                                     ------------      ------------
REVENUE                                                                           $             -  $              -

OPERATING EXPENSES:
     General and administrative                                                            18,474           129,098
                                                                                     ------------      ------------

LOSS BEFORE INCOME TAXES                                                                  (18,474)         (129,098)

CURRENT TAX EXPENSE                                                                             -                 -

DEFERRED TAX EXPENSE                                                                            -                 -
                                                                                     ------------      ------------

NET LOSS                                                                       $  (18,474)      $  (129,098)
                                                                                     ------------      ------------

LOSS PER COMMON SHARE                                                             $         (.01)  $         (.05)
                                                                                     ------------      ------------


















       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                         SKYFRAMES, INC. AND SUBSIDIARY
                   (Formerly Helsinki Capital Partners, Inc.)
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    From Inception
                                                                                                      on May 24,
                                                                                                     2002 Through
                                                                                                     September 30
                                                                                                         2002
                                                                                                       ------------
Cash Flows From Operating Activities:
     Net loss                                                                                   $  (129,098)
     Adjustments to reconcile net loss to net cash used by
       operating activities:
        Depreciation                                                                                            133
        Non-cash expenses paid by issuing common stock                                                        5,000
        Changes in assets and liabilities:
           (Increase) in prepaid expenses                                                                    (1,000)
           (Increase) in deposits                                                                            (6,700)
           Increase in accrued payroll and related expenses - related party                66,129
                                                                                                       ------------
               Net Cash (Used) by Operating Activities                                                      (65,536)
                                                                                                       ------------
Cash Flows From Investing Activities:
     Payments for property and equipment                                                                     (2,480)
                                                                                                       ------------
               Net Cash (Used) by Investing Activities                                                       (2,480)
                                                                                                       ------------
Cash Flows From Financing Activities:
     Advances from a related party                                                                           48,763
     Proceeds from issuance of common stock                                                                  25,000
                                                                                                       ------------
               Net Cash Provided by Financing Activities                                                     73,763
                                                                                                       ------------
Net Increase (Decrease) in Cash                                                                               5,747

Cash at Beginning of the Year                                                                                     -
                                                                                                       ------------
Cash at End of the Year                                                                            $          5,747
                                                                                                       ------------
Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
       Interest                                                                                 $  -
       Income taxes                                                                                $              -

Supplemental Schedule of Noncash Investing and Financing Activities:

     From inception on May 24, 2002 through September 30, 2002:

         On August 3, 2002, the Company issued 60,000 shares of common stock for computers and related equipment with a carryover basis of $0 and for payment of related party advances of $46,063.

         On May 24, 2002, the Company issued 25,000 shares of common stock for payment of organization costs of $5,000.

       The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

                         SKYFRAMES, INC. AND SUBSIDIARY
                   (Formerly Helsinki Capital Partners, Inc.)
                          [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - SkyFrames, Inc. ("Parent") was organized under the laws of the State of Delaware on May 4, 1992 as
     Helsinki Capital Partners, Inc. for the purpose of seeking out business opportunities including acquisitions. On
     October 22, 2002, Parent changed its name from Helsinki Capital Partners, Inc. to SkyFrames, Inc.

     SkyFrames, Inc. ("Subsidiary") was organized under the laws of the State of Texas on May 24, 2002 as
     CyberVillage, Inc. On July 25, 2002, Subsidiary changed its name from CyberVillage, Inc. to SkyFrames, Inc. [See
     Note 10].

     On August 31, 2002, Parent acquired Subsidiary pursuant to an Exchange Agreement. The merger of Parent and Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase [See Note 2].

     SkyFrames, Inc. and Subsidiary ("the Company") plans to provide high-speed information access using satellites. The Company has not yet generated any revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

     Consolidation - The consolidated financial statements include the accounts of Parent and the wholly-owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year-end is March 31st.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment - Property and equipment are stated at cost or at the shareholder's carryover basis. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

                         SKYFRAMES, INC. AND SUBSIDIARY
                   (Formerly Helsinki Capital Partners, Inc.)
                          [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be from three months to three years. As of September 30, 2002, the Company has capitalized a total of $330 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the period from inception on May 24, 2002 through September 30, 2002.

     Organization Costs - Organization costs, which reflect amounts expended to organize the Company, were expensed as incurred.

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 [See
     Note 8].

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

     Recently Enacted Accounting Standards - Statement of Financial Accountin Standards ("SFAS") No. 141, "Business
     Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset
     Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No.
     145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
     Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147,
     "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB
     Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - EXCHANGE AGREEMENT

     On August 31, 2002, Parent acquired Subsidiary pursuant to an Exchange Agreement signed August 3, 2002. The agreement called for Parent to issue 8,500,000 shares of common stock to the shareholders of Subsidiary for all 85,000 outstanding shares of Subsidiary's common stock. The agreement also called for Parent to effect a 1.5-for-1 forward stock split. On August 31, 2002, as part of the agreement, Parent converted its two convertible notes payable into 1,733,250 shares of common stock and $351 that Parent owed on the two convertible notes payable was forgiven. The forgiveness of the $351 has been accounted for as a capital contribution due to the related party nature of the notes. The merger has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase.

                         SKYFRAMES, INC. AND SUBSIDIARY
                   (Formerly Helsinki Capital Partners, Inc.)
                          [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

     The  following is a summary of property and  equipment at cost or carryover basis, less accumulated depreciation as of:
                                                                                                    September 30,
                                                                                                        2002
                                                                                                       ------------

                  Computers and related equipment                                                $                -
                  Software                                                                                    2,150
                  Website                                                                                       330
                                                                                                       ------------
                                                                                                              2,480

                  Less: accumulated depreciation                                                               (133)
                                                                                                       ------------
                                                                                                 $            2,347
                                                                                                       ------------

     Depreciation expense for the period from inception on May 24, 2002 through September 30, 2002 amounted to $133.

NOTE 4 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. In May 2002, in connection with its organization, the Company issued 25,000 shares of its previously authorized but unissued common stock. The shares were issued for payment of organization costs of $5,000 (or $.20 per share).

     In August 2002, the Company issued 60,000 shares of its previously authorized but unissued common stock. The shares were issued for computers and related equipment recorded at the carryover basis of $0 and for payment of related party advances of $46,063 (or $.767714 per share). This issuance resulted in a change in control of the Company.

     In August 2002, in connection with an exchange agreement, the Company issued 10,785,150 shares of its previously authorized but unissued common stock [See Note 2].

     In September 2002, the Company issued 50,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $25,000 (or $.50 per share).

                         SKYFRAMES, INC. AND SUBSIDIARY
                   (Formerly Helsinki Capital Partners, Inc.)
                          [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $129,000, which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,300 as of September 30, 2002 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $8,300 during the period from inception on May 24, 2002 through September 30, 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Advances - As of September 30, 2002, officers/shareholders of the Company were owed $5,232 for expenses they paid on behalf of the Company. The advances are due on demand and bear no interest.

     Management Compensation - During the period from inception on May 24, 2002 through September 30, 2002, the Company paid $54,706 in compensation to the Company's Chief Technical and Operations Officer who is also a shareholder of the Company. The Company also accrued $4,244 of additional compensation for the officer/shareholder.

     During the period from inception on May 24, 2002 through September 30, 2002, the Company accrued $54,000 of compensation for a director of the Company who is also a shareholder of the Company.

     During the period from inception on May 24, 2002 through September 30, 2002, the Company accrued $3,000 of compensation for the Company's President who is also a shareholder of the Company.

     Office Space - Through September 30, 2002, the Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                         SKYFRAMES, INC. AND SUBSIDIARY
                   (Formerly Helsinki Capital Partners, Inc.)
                          [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was just recently formed, has current liabilities in excess of current assets and has incurred losses since their inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                                                    From Inception
                                                                                   For the Three      on May 24,
                                                                                   Months Ended      2002 Through
                                                                                   September 30,     September 30
                                                                                       2002              2002
                                                                                     ------------      ------------
         Loss available to common shareholders
           (numerator)                                                                    (18,474) $       (129,098)
                                                                                     ------------      ------------
         Weighted average number of common shares
           outstanding used in loss per share during the
           period (denominator)                                                         3,596,027         2,571,779
                                                                                     ------------      ------------

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.

NOTE 9 - COMMITMENTS AND AGREEMENTS

     Office Lease - On September 30, 2002, the Company signed an office lease to lease office space in San Juan Capistrano, California for one year beginning October 1, 2002. The Company paid a $700 deposit and will pay $600 per month. The lease is renewable for one additional year.

                         SKYFRAMES, INC. AND SUBSIDIARY
                   (Formerly Helsinki Capital Partners, Inc.)
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

     Office Lease - On October 2, 2002, the Company signed an office lease to lease office space in Oceanside, California for two years beginning October 1, 2002. The Company paid a $1,114 deposit and will pay $1,142 per month during the first year and $1,189 during the second year plus the Company's share (.99%) of the building's expenses. The lease is guaranteed by the Company's Chief Technical and Operations Officer.

     Satellite Service Agreement / Purchase Option - On October 10, 2002, the Company signed a Satellite Service Agreement with Clear Channel Satellite Services ("CCSS") to purchase preemptible satellite bandwidth and power from CCSS on a month-to-month basis. The Company paid a $6,000 deposit and will pay 75% of gross revenues derived from use of the CCSS satellite with a minimum amount of $5,820 per month. The agreement also grants CCSS the right to acquire the Company during the 18-24th months of the agreement at the greater of gross annual revenues or fair market value. The agreement grants the Company first right of refusal to convert to a non-preemptible status. The agreement also sets minimum prices the Company can charge for its services and calls for a 3% increase in monthly fees at each anniversary of the agreement.

     Name Change - On October 22, 2002, Parent changed its name from Helsinki Capital Partners, Inc. to SkyFrames, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         We have never received revenues from operations. Until October 2002 we have been configuring equipment at the teleport and obtaining a contract for satellite, time with Clear Channel Satellite Services and Intelsat USA Sales. We have only begun formal solicitation of customers. Diverse Path customers will pay approximately $500 per month. Since our fixed costs for rent, salary, satellite access and other costs are approximately $23,000 per month, we need at least 160 customers to break even. We pay for our satellite time on a revenue share basis. We believe that we can attain 160 customers by the end of December 2002. Until that time we need debt or equity funding at the level of $23,000 per month. If we start to acquire significant levels of new customers, we will need additional sums for working capital. Depending on the rate we acquire new customers, the amount could be substantial, but we don't forecast the need for more than $100,000.

         Skyframes has an agreement with Clear Channel Satellite Services, under which agreement Clear Channel provides transponder and satellite time on a pre-emptive basis. Skyframes pays to Clear Channel the greater of 75% of revenues collected from customers or approximately $5,800 per month. Clear Channel has the exclusive right to acquire Skyframes for a 24 month period commencing after 18 months, for one time revenues or fair market value, whichever is greater. Skyframes has the option to convert to the provision of services on a non-preemptible basis on terms to be negotiated.

         We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. Its likely that we will not be able to raise the entire amount required initially, in which case we may face delays in acquiring new customers. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

         Information included in this quarterly report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those reflected in the forward-looking statements.

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. This means, among other things, that we have not obtained a dependable permanent revenue basis. Our activities to date have been limited to seeking capital, seeking supply contracts and development of a business plan. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to effect our business plan. However, Management believes that Skyframes's ability to raise significant amounts of financing, including the potential $100,000 required as set forth above, will be dependent on obtaining an initial contract, and other risks inherent in the business may affect the outcome of Management's plans.

Item 3.  CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company?s principal executive officer and its principal financial officer, based on their evaluation of the Company?s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company?s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company?s internal controls or in other factors that could significantly affect the Company?s internal controls subsequent to the date of their evaluation.

                                            PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits-- Exhibit 3.3. Amendment to Certificate of Incorporation is filed herewith.

         Reports on Form 8-K-- The Company filed a Current Report on Form 8-K dated August 31, 2002 to report a change in control and the acquisition of SkyFrames, Inc., a Texas corporation, for 8,500,000 shares of common stock.

                                                     SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              SKYFRAMES, INC.



Date:     October 31, 2002                                    By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                               President and Chief Financial
                                              Officer (chief financial officer
                                               and accounting officer and duly
                                                            authorized officer)

                                                  CERTIFICATIONS
I, Jehu Hand, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Sjyframes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
 (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant?s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 24, 2002

/s/ Jehu Hand
Jehu Hand
President and Chief Executive Officer