Form 10QSB
period 2002-06-30
SKYFRAMES INC
filed 2002-11-29
CIK 919602

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

                                           Yes    X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                          636,900
----------------------------------                       --------------------
Title of Class                                    Number of Shares outstanding
                                                             at June 30, 2002
No exhibits included.


                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              2002              2002


              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
  Accounts payable                                                                          $     439         $     439
  Advances from a related party                                                                 2,532             2,532
  Accrued interest payable -  related party                                                       158               171
  Convertible notes payable - related party                                                     1,326             1,326
     Total Current Liabilities                                                              $   4,455         $   4,468
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 636,900 shares issued and outstanding                                               637               637

Additional paid-in capital                                                                        609               609

Accumulated deficit during the development stage                                               (5701)           (5,714)


              TOTAL STOCKHOLDERS' EQUITY                                                      (4,455)           (4,468)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $




                                The  accompanying  notes are an integral part of
the financial statements.



                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  2002                 2001           June 30, 2002



REVENUES                                                                    $                     $                   $          -0-

OPERATING EXPENSES

  General and Administrative                                                                                                   5,272
  Amortization                                                                                                                   271
TOTAL OPERATING EXPENSES                                                                                                       5,543

OTHER EXPENSE:
  Interest expense-related party                                                        (13)               (13)                (171)


NET (LOSS)                                                                  $           (13)      $        (13)       $      (5,714)

NET (LOSS) PER SHARE                                                        $          (.00)      $       (.00)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                               636,900            636,900




















                 See accompanying Notes to Financial Statements.




                         HELSINKI CAPITAL PARTNERS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                  (May 4, 1992)
                                                                                          June 30,                         TO
                                                                                  2002                 2001           June 30, 2002

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $           (13)      $        (13)       $      (5,714)

  Add item not requiring the
   use of cash                                                                                                                   271

  Increase (decrease) in accrued interest payable related party                           13                 13                  171
  Increase (decrease) in accounts
   payable                                                                                                                       439



  Net cash flows from operating
   activities                                                                                                                (4,833)

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                         (271)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Contribution to Capital                                                                                                       500
   Sale of Common Stock                                                                                                          746
   Advances from a related party                                                                                               3,858


  Net Cash flows from financing
   activities                                                                                                                  5,104

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD

CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $





                 See accompanying Notes to Financial Statements.

                                          HELSINKI CAPITAL PARTNERS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   June 30, 2002


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2002, the results of operations for the three months ended June 30, 2002 and 2001, and the cash flows for the three months ended June 30, 2002 and 2001.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company has limited working capital and no activities.

Item 3.  CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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


                                                HELSINKI CAPITAL PARTNERS, INC.



Date:     November 27, 2002                                   By:  /s/ Jehu Hand
                                                                   -------------
                                                                   Jehu Hand,
                                                   President and Chief Financial
                                                Officer (chief financial officer
                                               and accounting officer and duly
                                                            authorized officer)

                                                  CERTIFICATIONS
I, Jehu Hand, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Skyframes, Inc.;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within
90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

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

Date: November 27, 2002

/s/ Jehu Hand
Jehu Hand
President and Chief Executive Officer